Form 10QSB
period 2000-05-31
CAMBRIDGE CREEK COMPANIES LTD
filed 2000-08-22
CIK 1090951

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  MAY  31,  2000
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to

Commission  File  No.   000-30041
                     -------------

                         CAMBRIDGE CREEK COMPANIES, LTD.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                    76-0609436
                 ------                                     ----------
    (State  or  other  jurisdiction  of                 (I.R.S.  Employer
      incorporation  or  organization)                  Identification  No.)

                         SUITE 37 B3 1410 PARKWAY BLVD.
                          COQUITLAM, BC, CANADA V3E 3J7
                     (Address of principal executive offices)

                                 (604) 464-8374
                 (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ]      No [X].

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 15, 2000 - 2,500,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Disclosure  Format (Check One): Yes [ ]   No [X].

                                      INDEX
PART I - Financial Information                                                 Page

Item 1.    Financial statements                                                   2
-------  ----------------------

Balance Sheets as of May 31, 2000 (unaudited) and February 28, 2000 (audited)     2

Statements of Operations for the three months ended May 31, 2000 (unaudited)      3

Statements of Cash Flows for the three months ended May 31, 2000 (unaudited)      4

Notes to the financial statements                                               5-6

Item 2.    Management's Discussion and Analysis of Results of
           --------------------------------------------------
           Operations and Financial Condition                                   7-9
           -----------------------------------

PART II - Other Information

Item 1.    Exhibits and Reports on Form 8-K                                      10
-------    ---------------------------------

Signatures                                                                       11

PART  I     Financial  Information

Item  1.          Financial  statements
--------          ---------------------

Cambridge  Creek  Companies,  Ltd.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)

                                                                May 31,    February 28,
                                                                  2000         2000
                                                              (unaudited)   (audited)
                                                                  $
                                     Assets
License (Note 3)                                                       -              -
                                                                 =========  ==============
                         Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable                                                   1,200          1,200
                                                                 ---------  --------------


Contingent Liability (Note 1)

Stockholders' Equity
Common Stock, 25,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                2,500          2,500

Additional Paid in Capital                                           155            155

Deficit Accumulated During the Development Stage                  (3,855)        (3,855)
                                                                 ---------  --------------

                                                                  (1,200)        (1,200)

                                                                       -              -
                                                                 =========  ==============

Cambridge  Creek  Companies,  Ltd.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)

                           Accumulated
                        From May 27, 1999
                       (Date of Inception)    Three Months Ended
                         to May 31, 2000         May 31, 2000
                           (unaudited)           (unaudited)
                                $                     $
Revenues                                 -                      -
                        ------------------    -------------------
Expenses
Amortization                         1,167                      -
  License written-off                  833                      -
Organization expenses                  655                      -
  Transfer agent                     1,200                      -
                        ------------------    -------------------
                                     3,855                      -
                        ------------------    -------------------
Net Loss                            (3,855)                     -
                        ==================    ===================

Cambridge  Creek  Companies,  Ltd.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                                                    Accumulated
                                                 From May 27, 1999
                                                (Date of Inception)    Three Months Ended
                                                  to May 31, 2000         May 31, 2000
                                                    (unaudited)           (unaudited)
                                                         $                     $
Cash Flows to Operating Activities
  Net loss                                                   (3,855)                     -
  Non-cash items                                              2,155                      -
  Accounts payable                                            1,200                      -
                                                 -------------------  --------------------
Net Cash Used by Operating Activities                          (500)                     -
                                                 -------------------  --------------------

Cash Flows from Financing Activities
  Increase in shares issued                                     500                      -
                                                 -------------------  --------------------

Net Cash Provided by Financing Activities                       500                      -
                                                 -------------------  --------------------

Change in cash                                                    -                      -
Cash - beginning of period                                        -                      -
                                                 -------------------  --------------------

Cash - end of period                                              -                      -
                                                 ===================  ====================

Non-Cash Financing Activities
  A total of 2,000,000 shares were issued at
  a fair market value of $0.001 per share for
  the acquisition of a License (Note 3)                       2,000                      -
  Organization costs paid for by a director
  for no consideration treated as additional
  paid in capital                                               155                      -
                                                 -------------------  --------------------

                                                              2,155                      -
                                                 ===================  ====================

Supplemental Disclosures
  Interest paid                                                   -                      -
  Income tax paid                                                 -                      -


Cambridge  Creek  Companies,  Ltd.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(unaudited)
(expressed  in  U.S.  dollars)



1.   Development Stage Company

     Cambridge Creek Companies, Ltd. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on May 27, 1999. The Company acquired a license to market and distribute a product. As discussed in Note 3, this license is in jeopardy and the Company has retained the right to sue the vendor. The Company's new business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.


2.   Summary of Significant Accounting Policies

     (a)  Year end

     The Company's fiscal year end is February 28.

     (b)  Licenses

     Costs to acquire licenses are capitalized as incurred. These costs are amortized on a straight-line basis over their remaining estimated useful lives.

     (c) Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (e)  Adjustments

     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   License

     The Company's only asset is a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities, and for other similar uses, and the rights accruing from this license. The Company's original business plan was to determine the feasibility of the Biocatalyst sewage and waste remediation application, and, if Biocatalyst proved to be feasible for this application, become a Biocatalyst producer. The Company acquired the three-year license from Mortenson & Associates on July 1, 1999 by issuing 2,000,000 shares at a fair market value of $.001 or $2,000. The general partner of Mortenson & Associates is also a spouse of a former director and officer of the Company. Mortenson & Associates acquired its right to sublicense Biocatalyst to the Company from NW Technologies.

     In December, 1999, David R. Mortenson, Mortenson & Associates' principal, notified the Company that he was involved in a legal dispute with NW Technologies, and would be unable to fulfill his obligations under the license to the Company. As a result, the Company's ability to implement its business plan was seriously undermined. On February 18, 2000, Mortenson & Associates, the Company, and the Company's sole shareholder, Douglas Roe, entered into a settlement agreement. Under the terms of the settlement agreement, Mortenson & Associates' affiliate, Vitamineralherb.com will grant to Douglas Roe a license to distribute vitamins and similar products in part for his agreement not to pursue his individual claims against Mortenson & Associates. The settlement agreement provides that Mortenson will prosecute his claims against NW Technologies diligently, with a goal toward recovering the Biocatalyst rights. Pursuant to the settlement agreement, the Company has retained its right to prosecute its claims against Mortenson & Associates for breach of contract. The Company has no plans to pursue a claim at this time.


                                    May 31,    February 28,
                                     2000         2000
                                   (unaudited) (audited)
                                        $           $

License
  Cost                                2,000          2,000
  Less amortization                  (1,167)        (1,167)
  Less amount written-off              (833)          (833)
                                 -----------   ------------
                                          -              -
                                 ===========   ============


4.   Related Party Transaction

     The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of a former officer and director of the Company for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

Item  2.     Plan  of  Operation
--------     -------------------

     The discussion and financial statements contained herein are for the three months ended May 31, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW
--------

     The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     The  Company  has  had  no  operations  nor  revenues  since its inception.

     Plan  of  Operation
     -------------------

     The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in these statements.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

     The Company is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception.

     Cambridge Creek Companies, Ltd. is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination.

     The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest in the Company should consult local Blue Sky counsel to determine whether the state within which that investor resides prohibits the purchase of shares of the Company in that jurisdiction.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The Company  voluntarily  filed a  registration  statement  on Form 10SB in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities
Exchange  Act  of  1934,  as  amended  (the  "Exchange  Act")  could  provide  a
prospective  merger  or  acquisition   candidate  with  additional   information
concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

     The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

     There is always a present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. There is no formal existing corporate policy regarding such transactions, however, in the event such a potential arises, the Company shall disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

     The Company has held preliminary discussions with a number of entities for the purpose of consummating an acquisition or merger. These discussions have not developed into any serious negotiations, arrangement or understandings between the Company and such entities and are merely part of the Company's efforts to explore all available opportunities. The Company will consider the operations and business activity of any entity with which it wishes to consummate a transaction for the purpose of determining whether such entity will be able to sustain growth, profit and viable operations over the long term. At this time, the Company has not entered into any letters of intent, agreements or preliminary term sheets with any entity for the purpose of any transaction.

     The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of the Company will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for the Company's shareholders.

     The Company at this time does not foresee generating any substantial income over the next 12 months. The Company's main purpose and goal is to locate and consummate a merger or acquisition with a private entity. The Company's directors will be compensated with stock of any surviving Company subsequent to a merger or acquisition with a private entity.

     The Company does not intend to do any product research or development. The Company does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, The Company does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

     COMPETITION. The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than the Company's
Management. Moreover, the Company also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. The Company has no full-time employees. It is not expected that the Company will have additional full-time or other employees except as a result of completing a combination.

     LIQUIDITY  AND  CAPITAL  RESOURCES.   The  Company  has,  since  inception,
accumulated a  deficit  (net  loss)  of  $3,855.00.

     The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next 12 months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal quarter ending May 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     The Company will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, the Company is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. The Company believes that management members or shareholders will loan funds to the Company as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to the Company, however, and it is not certain they will always want or be financially able to do so. The Company s shareholders and management members who advance money to the Company to cover operating expenses will expect to be reimbursed, either by the Company or by the company acquired, prior to or at the time of completing a combination. The Company has no intention of borrowing money to reimburse or pay salaries to any Company officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of the Company to raise capital, although sales of securities may be necessary to obtain needed funds. The Company's current management and its counsel have agreed to continue their services to the Company and to accrue sums owed them for services and expenses and expect payment reimbursement only.

     Should existing management or shareholders refuse to advance needed funds, however, the Company would be forced to turn to outside parties to either loan money to the Company or buy the Company securities. There is no assurance whatever that the Company will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in the Company's stock and could result in fines and penalties to the Company under the Exchange Act;

     (2) curtailing or eliminating the Company's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     The Company hopes to require potential candidate companies to deposit funds with the Company that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by the Company's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

PART  II     Other  Information

Item  1.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

             27.1  -  Financial  Data  Schedule

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August  21, 2000                    CAMBRIDGE CREEK COMPANIES, LTD.


                                            By:     /s/  Douglas  Roe

                                            Douglas  Roe,  President
                                            (Principal Executive Officer)