Form 10QSB
period 2000-08-31
CAMBRIDGE CREEK COMPANIES LTD
filed 2000-11-21
CIK 1090951

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  AUGUST  31,  2000
                                    -----------------

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from             to
                                   -----------

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

          SUITE 37 B3 1410 PARKWAY BLVD, COQUITLAM, BC, CANADA V3E 3J7

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

                                 YES         NO   X
                                                 ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 15, 2000 - 2,500,000 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X].

PART  I  -  Financial  Information                                                     Page

Item  1.   Financial  statements                                                          2
--------   ---------------------

Balance Sheets as of August 31, 2000 (unaudited) and February 28, 2000 (audited)          2

Statements of Operations for the six months ended August 31, 2000 (unaudited)             3

Statements of Cash Flows for the six months ended August 31, 2000 (unaudited)             4

Notes to the financial statements                                                       5-6

Item 2.    Management's Discussion and Analysis of Results of
-------    --------------------------------------------------
           Operations and Financial Condition                                              7
           ----------------------------------

PART II - Other Information                                                                8

Signatures                                                                                 9

PART  I          Financial  Information

Item  1.         Financial  statements
--------         ---------------------

Cambridge Creek Companies, Ltd.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                August 31,   February 28,
                                                                   2000          2000
                                                                (unaudited)   (audited)
                                                                    $              $

                                     Assets
License (Note 3)                                                         -              -
                                                               ============  =============

                        Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                   1,200          1,200
                                                               ------------  -------------

Contingent Liability (Note 1)

Stockholders' Equity

Common Stock, 25,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                  2,500          2,500

Additional Paid in Capital                                             155            155

Deficit Accumulated During the Development Stage                    (3,855)        (3,855)
                                                               ------------  -------------
                                                                    (1,200)        (1,200)
                                                               ------------  -------------
                                                                         -              -
                                                               ============  =============

Cambridge  Creek  Companies,  Ltd.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                         Accumulated
                                      From May 27, 1999
                                     (Date of Inception)     Six Months Ended
                                      to August 31, 2000     August 31, 2000
                                         (unaudited)           (unaudited)
                                              $                     $

Revenues                                              -                    -
                                    --------------------  -------------------
Expenses

  Amortization                                    1,167                    -
  License written-off                               833                    -
  Organization expenses                             655                    -
  Transfer agent                                  1,200                    -
                                    --------------------  -------------------
                                                  3,855                    -
                                    --------------------  -------------------
Net Loss                                         (3,855)                   -
                                    ====================  ===================

Cambridge  Creek  Companies,  Ltd.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)



                                                    Accumulated
                                                 From May 27, 1999
                                                (Date of Inception)     Six Months Ended
                                                 to August 31, 2000     August 31, 2000
                                                    (unaudited)           (unaudited)
                                                         $                     $
Cash Flows to Operating Activities
  Net loss                                                   (3,855)                   -
  Non-cash items                                              2,155                    -
  Accounts payable                                            1,200                    -
                                                --------------------  -------------------
Net Cash Used by Operating Activities                          (500)                   -
                                                --------------------  -------------------
Cash Flows from Financing Activities
  Increase in shares issued                                     500                    -
                                                --------------------  -------------------
Net Cash Provided by Financing Activities                       500                    -
                                                --------------------  -------------------
Change in cash                                                    -                    -
Cash - beginning of period                                        -                    -
                                                --------------------  -------------------

Cash - end of period                                              -                    -
                                                ====================  ===================

Non-Cash Financing Activities

  A total of 2,000,000 shares were issued at
  a fair market value of $0.001 per share for
  the acquisition of a License (Note 3)                       2,000                    -

  Organization costs paid for by a director
  for no consideration treated as additional
  paid in capital                                               155                    -
                                                --------------------  -------------------
                                                              2,155                    -
                                                ====================  ===================
Supplemental Disclosures

  Interest paid                                                   -                    -
  Income tax paid                                                 -                    -

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


                                            August 31,  February 28,
                                               2000        2000
                                           (unaudited)   (audited)
                                                $             $

License
    Cost                                      2,000          2,000
    Less amortization                        (1,167)        (1,167)
    Less amount written-off                    (833)          (833)
                                        ------------  -------------
                                                  -              -
                                        ============  =============


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

Item  2.     Plan  of  Operation
--------     -------------------

     The discussion and financial statements contained herein are for the six months ended August 31, 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

     The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next 12 months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal quarter ending August 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

             None

Item  2.     Changes  in  Securities
--------     -----------------------

             None

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

             None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

             None

Item  5.     Other  Information
--------     ------------------

             None

Item  6.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

             27.1  -  Financial  Data  Schedule

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 20, 2000                         CAMBRIDGE CREEK COMPANIES LTD.


                                             By:  /s/  Douglas  Roe
                                                  ------------------------------
                                                  Douglas  Roe,  President
                                                  (Principal  Executive Officer)