Form 10QSB
period 2000-11-30
CAMBRIDGE CREEK COMPANIES LTD
filed 2001-08-31
CIK 1090951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   n/a    to   n/a

000-30041
Commission file number

CAMBRIDGE CREEK COMPANIES, LTD.
Exact name of small business issuer as specified in its charter

NEVADA                                                      #76-0609436
State or other jurisdiction of                             I.R.S. Employer
incorporation or organization                           Identification Number

Suite #676, 141-757 West Hastings Street,
Vancouver, British Columbia,
Canada V6C 1A1
Address of principal executive offices

(604) 681-7806
Issuer's telephone number, including area code

Suite 37 B3 1410 Parkway Blvd., Coquitlam, B.C., Canada    V3E 3J7
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  ( )     No  (x)               (2)  Yes  (x )     No  (  )

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
August 01, 2001  -  2,500,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE
Form 10 SB

Transitional Small business Issuer Format          Yes  (x )          No  (  )

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets at November 30, 2000 and at February 28, 2000

Statements of Operations for the Nine Months Ended November 30, 2000

Statement of Changes in Stockholders' Equity for the Nine Months Ended November 30, 2000

Statements of Cash Flows for the Nine Months Ended November 30, 2000

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of results of Operations and Financial Condition

PART II - OTHER INFORMATION

SIGNATURE


Cambridge Creek Companies, Ltd.
A Development Stage Company
Balance Sheets
Unaudited-Prepared by Management
U.S. Dollars
                                      November 30       February 28
                                         2000               2000

ASSETS
Licenses                              $    -            $    -

Total Assets                          $    -            $    -


LIABILITIES
Current
 Accounts payable and accrued
  liabilities                         $   1,200         $   1,200

Total Liabilities                         1,200             1,200


STOCKHOLDERS' EQUITY
Common Stock
 Authorized
 25,000,000 shares of common stock
  with a par value of $0.001 each
 Issued and outstanding
 2,500,000 shares of common stock         2,500             2,500
Additional paid in capital                  155               155
Other comprehensive income                 -                 -
Deficit accumulated during the
 development stage                       (3,855)           (3,855)

Total Stockholders' Equity (Deficit)     (1,200)           (1,200)

Total Liabilities and Stockholders'
 Equity                               $    -            $    -

See accompanying notes

Cambridge Creek Companies, Ltd.
A Development Stage Company
Statements of Operations
Nine Months Ended November 30
Unaudited-Prepared by Management
U.S. Dollars


                                                             From May 27,1999
                                     Nine Months Ended   (Date of Incorporation)
                                     November 30, 2000     to November 30,1999

Revenue                                $     -               $      -

Expenses

Professional fees                            -                      -
Value of Director's uncompensated
  services                                   -                      -
Amortization                                 -                     1,167
Rent, office and administration              -                       655
License written off                          -                       833
Transfer agent's fees                        -                     1,200

TOTAL expenses                               -                     3,855

Net income (loss) for period           $     -               $    (3,855)

Net income (loss) per share            $    (0.000)          $    (0.002)

Weighted average number
 of shares outstanding                   2,500,000             2,500,000

See accompanying notes

Cambridge Creek Companies, Ltd
A Development Stage Company
Statement of Changes in Stockholders' Equity
Nine Months Ended November 30, 2000
Unaudited-Prepared by Management
U.S. Dollars


                                                                                    Other                           Total
                                                                Additional       Comprehensive    Accumulated    Stockholder
                                   Shares        Amount       Paid-In Capital       Income          Deficit         Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance
Date of incorporation
May 27, 1999                         -         $      -      $      -       $      -         $     -     $     -

Issuance of common
stock for organizational
expense                           500,000              500           155           -               -            655

Issuance of common
stock for a license             2,000,000            2,000          -              -               -          2,000
Note 3

Net loss for the period              -                -             -              -             (3,855)     (3,855)

Balance-November 30
2000                            2,500,000            2,500           155           -             (3,855)     (3,855)

See accompanying notes

Cambridge Creek Companies, Ltd.
A Development Stage Company
Statements of Cash Flows
Nine Months Ended November 30, 2000
Unaudited-Prepared by Management
U.S. Dollars

                                                             From May 27,1999
                                     Nine Months Ended   (Date of Incorporation)
                                     November 30, 2000     to November 30,1999

Operating Activities
 Net income (loss)                      $     -             $   (3,855)
  Adjustments to reconcile net
   income (loss) to net cash used
   by operating activities                    -                  2,155
 Changes in operating assets and
  liabilities                                 -                  1,200

Net cash provided by (used by)
 operating activities                         -                   (500)

Investing Activities                          -                    -

Financing Activities                          -                    500

Effect of foreign currency
 translation on cash                          -                    -

Inflow (outflow) of cash                      -                    -

Cash, beginning of period                     -                    -

Cash, end of period                     $     -             $      -

Non Cash Financing Activities
 2,000,000 shares of common stock
  were issued at  $0.001 per share
  for the acquisition of a license
  at fair market value                  $     -             $    2,000

 Organization costs paid for by
 a director on  behalf of the Company
 and treated as additional  paid in
 capital                                      -                    155
Total Non Cash Financing Activities     $     -             $    2,155

Supplemental information
     Interest paid                      $     0                   $0
     Shares issued for services         $     0                   $0
     Corporate income taxes paid        $     0                   $0

See accompanying notes

Cambridge Creek Companies, Ltd.
Notes to Financial Statements
Nine Months Ended November 30, 2000
Unaudited-Prepared by Management
U.S. Dollars

1.     ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated May 27, 1999 in the State of Nevada, is a development stage company and has had no operations other than organizational and administrative activities. The Company's business plan is as a blank check company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing penny stock securities.

2.     DEVELOPMENT STAGE COMPANY

In a development stage company, management devotes most of its activities to investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the company will be able to raise any equity financing or any other form of financing or be able to acquire or merge with a profitable business. There is, therefore, doubt regarding the Company's ability to continue as a going concern.

3.     LICENSES

The Company acquired a license to market and distribute a product. This license was cancelled. As a replacement for this license, the Company was granted rights to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products. The original license was granted to the Company by a partnership for consideration of 2,000,000 common shares valued at $2,000.00. These shares were paid evenly to the ten partners. The replacement license was granted by the same partnership. The general manager of that partnership was, at the time, the spouse of a (former) director and officer of the Company. All costs of acquiring the licenses have been written off.
The license referred to above was acquired on July 1, 1999 for a term of three years. To date, no sales have occurred.

4.     BASIS OF ACCOUNTING PRESENTATION

These unaudited financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2000 and the results of its operations for the nine months then ended. The results of operations for the nine months ended November 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

5.     COMMON STOCK

During the nine months ended November 30, 2000, there were no additional shares of common stock issued.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the nine months ended November 30, 2000 prepared by management and the audited financial statements for the period from the date of incorporation May 27, 1999 to February 28, 2000 as presented in the Company's Form 10SB.

Special Note Regarding Forward Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's Services

The Company's operations currently consist of activities in investigating business opportunities. No planned principal activities have yet begun.
The Company is actively seeking further opportunities, either by starting up a business, acquiring an existing business, by merging with a business or through some other method.

Subsequent Events
There were no reportable subsequent events.

Results of Operations

Comparison of the nine months ended November 30, 2000 with the period ended February 28, 2000.

No revenue was recorded for the nine months ended November 30, 2000 and no revenue was recorded during the same period of the prior year. Net (loss) for the nine months ended November 30, 2000 was $nil compared to a loss of $(3,855) in the (nine month) period ended February 28, 2000. The expenditures reflected in the loss represent the Company's efforts to incorporate and to effectively deal with the loss of the Company's initial license agreement.
To date, the company has generated no revenues.

Comparison of Financial Position at November 30, 2000 with February 28, 2000

The Company's working capital position remained deteriorated at November 30, 2000 with current liabilities of $1,200 in excess of current assets of $nil. At February 28, 2000 the Company had a working capital deficit of $1,200.

Liquidity and Capital Resources

The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted          Date               Exercise Price          Expiry Date
None

Common Stock Issued     Date               Consideration
None

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No change since previous filing.

Item 5. Other Information.

No change since previous filing.

Item 6. Exhibits and Reports on form 8-K.

No change since previous filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 24, 2001                     Cambridge Creek Companies, Ltd.
                                           (Registrant)

                                       By: /s/ Douglas Roe
                                          Douglas Roe
                                       President and Director