Form 10KSB
period 2001-02-28
CAMBRIDGE CREEK COMPANIES LTD
filed 2001-08-31
CIK 1090951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended February 28, 2001

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from        n/a      to       n/a

   Commission file number: 000-30041

Exact name of small business issuer as specified in its charter

Cambridge Creek Companies Ltd.

            Nevada                               #76-0609436
State or other jurisdiction of       IRS Employer Identification No.
incorporation or organization

              Suite # 676, 141 - 757 West Hastings Street
                      Vancouver, British Columbia,
                            Canada V6C 1A1
                Address of principal executive offices

                            (604) 681-7806
                      Registrant's telephone number

Securities registered pursuant to section 12(b) of the Act

         None

Securities registered pursuant to section 12(g) of the Act

        25,000,000 shares of common stock with a par value of $0.001 each

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [ ] Yes        [x] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.     [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405) Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Aggregate market value of voting common equity held by non-affiliates as of February 28, 2001

Not Applicable

Aggregate market value of non-voting common equity held by non-affiliates as of February 28, 2001

$NIL

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Outstanding shares of common stock as of August 01, 2001: 2,500,000

Documents incorporated by reference:

The Company incorporates by reference various exhibits from the Company's registration statement on form 10 SB that became effective ________

Cambridge Creek Companies, Ltd.

Index

Part I
     Item 1.        Description of Business
     Item 2.        Description of Properties
     Item 3.        Legal Proceedings
     Item 4.        Submission of Matters to a Vote of Security Holders
Part II
     Item 5.        Market for Common Equity and Related Stockholders
                    Matters
     Item 6.        Management's Discussion and Analysis or Plan of
                    Operation
     Item 7.        Financial Statements
     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
     Item 9.        Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a) of the Exchange Act
     Item 10.       Executive Compensation
     Item 11. Security Ownership of Certain Beneficial Owners and Management
     Item 12.       Certain Relationships and Related Transactions
Part IV
     Item 13.       Exhibits and Reports on form 8-K
     Signatures

PART I

Item 1. Description of Business

     Cambridge Creek Companies Ltd. (the Company) was incorporated under the laws of the State of Nevada on May 27,1999 and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational, directed at developing its business plan (see form 10SB). The Company has not commenced operations of any kind. The Company has no full time employees and owns no real estate. There have been no bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation, purchase or sale of any significant amount of assets.

The business plan of the Company is to merge with or acquire a business entity in exchange for the Company's securities. The Company meets the definition of a blank check company under the Securities Act of 1933 which defines a blank check company as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing penny stock securities.

The Market for Blank Check Companies

The Company is seeking out a target company through solicitation in the North American business and finance community and is limited by its networking ability and by its lack of resources.

Target Sources and Availability

Targets for a merger or acquisition are available from various sources and may be contacted by solicitation which may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet web sites and similar methods.

Major Customer Dependency

The Company is not dependent on any one customer, contact source or target.

Competition

The company is in competition with other similar blank check companies and is competing in a finite market with limited opportunities and resources and subject to the vagaries of the capital markets and investment climate.

Distribution of the Company's product

No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will likely pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments would be made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management or its affiliates or both.

Technology Protection

Not applicable - the Company has no technology at this point.

Need for Government Approvals

There are no Government approvals required for the Company's business at this time.

Effect of Existing or Probable Government regulations

The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of or within 60 days following its Form 8K to be filed with the Securities and Exchange Commission (SEC) upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10K (or 10K SB, as applicable) and. The Company is also required to file its quarterly results on Form 10Q (or 10Q SB, as applicable) and all other reports as may be required by Securities legislation. The Company will also be subject to the SEC's penny stock rules, should it become a publicly traded company.

Research and Development Expenditures

The Company has no operations and has incurred no research and development expenditures.

Costs and Effects of Compliance with Environmental Laws

The Company has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

Employees

As of February 28, 2001 the Company had no employees.

Public Information

The Company electronically files with the Securities and Exchange Commission
(SEC) all its reports, including, but not limited to, its annual and quarterly reports. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that do file electronically. The Company is currently delinquent in filing its quarterly report for November 30, 2000 (past due January 15, 2001), its annual report for February 28, 2001 (past due May 31, 2001) and its quarterly report for May 31, 2001 (past due July 15, 2001).

Item 2. Description of Properties

     The Company currently has no rental or lease obligations and owns no property.

Item 3. Legal Proceedings

     No change since previous filing. The company is not currently involved in any legal proceedings and is not aware of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No change since previous filing.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There currently is no market for the Company's shares, which shares are not yet registered for trading. There is no guarantee that the Company's shares ever will qualify for trading.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion, comparison and analysis should be read in conjunction with the Company's accompanying audited financial statements for the year ended February 28, 2001 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

RESULTS OF OPERATIONS

The following table sets forth for the year ends indicated items included in the Company's statement of operations:

                                                      2001                 2000

Revenue                                           $         0      $          0

Operating expenses
 net of other income                                    1,500             3,855

Net income (loss)                                 $    (1,500)     $     (3,855)

Net income (loss) per share                       $   (0.0006)     $    (0.0015)

During the year ended February 28, 2001 and for the period from incorporation May 27, 1999 to February 28, 2000 the Company has engaged in no significant operations other than organizational activities. No revenues were received by the Company during this period.

The Company's working capital deficit worsened to $(5,355) at February 28, 2001 from a deficit of $(3,855) at February 28, 2000.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

The Company will need additional capital to carry out its business plan to engage in a business combination. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

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

Item 7. Financial Statements

Cambridge Creek Companies, Ltd.
A Development Stage Company
Index to Financial Statements
February 28, 2001 and February 28, 2000
(U.S. Dollars)



INDEX                                                                      Page

Report of Independent Chartered Accountants                                   1

Financial Statements

Balance Sheet                                                                 2

Statement of Operations                                                       3

Statement of Stockholders' Equity                                             4

Statement of Cash Flows                                                       5

Notes to Financial Statements                                               6-7

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE BOARD OF DIRECTORS
OF CAMBRIDGE CREEK COMPANIES, LTD.
(A Development Stage Company)

We have audited the balance sheet of Cambridge Creek Companies, Ltd. (A Development Stage Company) as at February 28, 2001 and the statements of operations, stockholders' equity (deficiency) and cash flows for the year ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements from May 27, 1999 (inception) through February 28, 2000 were audited by other auditors whose report dated March 16, 2000 expressed an unqualified opinion on these statements. Our opinion, insofar as it relates to the cumulative totals for development stage operations from May 27, 1999 (inception) through February 28, 2001 is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Cambridge Creek Companies, Ltd. (a Development Stage Company), as at February 28, 2001 and the results of its operations and its cash flows for the period from May 27, 1999 (date of inception) to February 28, 2001, in conformity with generally accepted accounting principles in the United States of America. Our opinion, insofar as it relates to the cumulative totals for development stage operations from May 27, 1999 (inception) through February 28, 2001, is based solely on the report of the other auditors.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also discussed in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smythe Ratcliffe

Chartered Accountants

Vancouver, Canada
August 31, 2001

                         CAMBRIDGE CREEK COMPANIES, LTD.
                          (A Development Stage Company)
                                   Balance Sheet
                                    February 28
                                   (U.S. Dollars)

                                                          2001          2000

Assets

License (note 3)                                    $         0     $         0
                                                    -----------     -----------
                                                    $         0     $         0

Liabilities

Accounts Payable                                    $     2,700     $     1,200

Stockholders' Equity (Deficiency)
Common Stock, 25,000,000 shares
  authorized with a par value of $0.001
  each; 2,500,000 issued and outstanding                  2,500           2,500
Additional Paid-in Capital                                  155             155
Deficit Accumulated During the Development Stage         (5,355)         (3,855)
                                                    -----------     -----------
                                                         (2,700)         (1,200)
                                                    -----------     -----------
                                                    $         0     $         0

                         CAMBRIDGE CREEK COMPANIES, LTD.
                          (A Development Stage Company)
                            Statement of Operations
      Period from May 27, 1999 (Date of Inception) to February 28, 2001
                                  (U.S. Dollars)

                                                                        From
                                                                    May 27, 1999
                                                      Year Ended        to
                                                      February 28,  February 28,
                                                          2001         2000

Revenues                                            $         0     $         0

Expenses
  Professional fees                                       1,500               0
  Transfer agent                                              0           1,200
  License                                                     0           2,000
  Organization expenses                                       0             655
                                                    -----------     -----------
                                                          1,500           3,855

Net Loss                                            $    (1,500)    $    (3,855)
                                                    -----------     -----------

                         CAMBRIDGE CREEK COMPANIES, LTD.
                          (A Development Stage Company)
                         Statement of Stockholders' Equity
      Period from May 27, 1999 (Date of Inception) to February 28, 2001
                                  (U.S. Dollars)

                                                      Common Stock                                       Total
                                             --------------------------------
                                                Number                                 Accumulated     Stockholders'
                                               of Shares           Amount                Deficit          Equity
Balance - May 27, 1999 (date of inception)          0              $        0          $       0         $       0

Stock issued for $500 of organizational
   expenses                                   500,000                     500                  0               500

Additional paid-in capital for
   organizational expenses incurred by a
   director on behalf of the Company                0                     155                  0               155

Stock issued for "The Biocatalyst License"
   at a fair market value of $0.001 per
   share                                    2,000,000                   2,000                  0             2,000
                                            ---------              ----------          ---------         ---------

Net loss                                            0                       0             (5,355)           (5,355)
                                            ---------              ----------          ---------         ---------

Balance, February 28, 2001                  2,500,000              $    2,655          $  (5,355)        $  (2,700)
                                            =========              ==========          =========         =========

                         CAMBRIDGE CREEK COMPANIES, LTD.
                          (A Development Stage Company)
                              Statement of Cash Flows
      Period from May 27, 1999 (Date of Inception) to February 28, 2001
                                  (U.S. Dollars)

Operating Activities
  Net loss                                                          $    (5,355)

Change in Non-Cash Working Capital
   Non cash expense                                                       2,155
   Accounts payable                                                       2,700

Cash Used in Operating Activities                                          (500)

Financing Activities
   Increase in shares issued                                                500

Change in Cash                                                                0
                                                                    -----------

Cash, Beginning of Period                                                     0
                                                                    -----------

Cash, End of Period                                                 $         0
                                                                    ===========

A total of 2,000,000 shares were issued at a fair market value
of $0.001 per share for the acquisition of a license (note 3)       $     2,000
                                                                    ===========

Organization costs paid for by a director for no consideration
treated as additional paid-in capital                               $       155
                                                                    ===========

Supplemental Information
   Interest paid                                                    $         0
   Income tax paid                                                  $         0

                         CAMBRIDGE CREEK COMPANIES, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
          Period from May 27, 1999 (Date of Inception) to February 28, 2001
                                  (U.S. Dollars)

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

2.     SIGNIFICANT ACCOUNTING POLICIES

(a)     Year-end

        The Company's fiscal year-end is February 28.

(b)     Licenses

        Costs to acquire licenses are expensed as incurred.

(c)     Cash and cash equivalents

        The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)     Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

                         CAMBRIDGE CREEK COMPANIES, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
          Period from May 27, 1999 (Date of Inception) to February 28, 2001
                                  (U.S. Dollars)

3.     LICENSE

The Company's only asset is a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities, and for other similar uses, and the rights accruing from this license. The Company's original business plan was to determine the feasibility of the Biocatalyst sewage and waste remediation application, and, if Biocatalyst proved to be feasible for this application, become a Biocatalyst producer. The Company acquired the three-year license from Mortenson & Associates on July 1, 1999 by issuing 2,000,000 shares at a fair market value of $0.001 or $2,000. The general partner of Mortenson & Associates is also a spouse of a former director and officer of the Company. Mortenson & Associates acquired its right to sub-license Biocatalyst to the Company from NW Technologies.

In December, 1999, David R. Mortenson, Mortenson & Associates' principal, notified the Company that he was involved in a legal dispute with NW Technologies, and would be unable to fulfil his obligations under the license to the Company. As a result, the Company's ability to implement its business plan was seriously undermined. On February 18, 2000, Mortenson & Associates, the Company, and the Company's sole shareholder, Douglas Roe, entered into a settlement agreement. Under the terms of the settlement agreement, Mortenson & Associates' affiliate, Vitamineralherb.com will grant to Douglas Roe a license to distribute vitamins and similar products in part for his agreement not to pursue his individual claims against Mortenson & Associates. The settlement agreement provides that Mortenson will prosecute his claims against NW Technologies diligently, with a goal toward recovering the Biocatalyst rights. Pursuant to the settlement agreement, the Company has retained its right to prosecute its claims against Mortenson & Associates for breach of contract. The Company has no plans to pursue a claim at this time.

4.     RELATED PARTY TRANSACTION

The License referred to in note 3 was sold to the Company by a partnership whose general manager is the spouse of a former officer and director of the Company for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There are no reportable disagreements on accounting or financial disclosure issues

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Name of Director          Age             Office
     Douglas Roe                29             President, Secretary, Treasurer,
                                               Director

Item 10. Executive compensation

     During the year the Company did not pay anything to its officer or director for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                                                    Number of         Percentage
     Class    Name and Address                       Shares         of Shares(1)
--------------------------------------------------------------------------------
     Common   Douglas Roe                           2,500,000             100%
              Suite 37-B3 1410 Parkway Boulevard
              Coquitlam, British Columbia
              Canada  V3E 3J7
--------------------------------------------------------------------------------
     Common   All officers and directors as         2,500,000             100%
              a group
--------------------------------------------------------------------------------

(1) Based on 2,500,000 shares of common stock issued and outstanding February 28, 2001

Item 12. Certain Relationships and Related Transactions

         No change since previous filing

PART IV

Item 13. Exhibits and Reports on Form 8-K

         No change since previous filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)                          Cambridge Creek Companies, Ltd.

                                          /s/ DOUGLAS ROE
                                      By (Signature and Title)
                                         Douglas Roe
                                         President, Secretary and Treasurer

Date     September 1, 2001