Form 10QSB
period 2001-02-28
CAMBRIDGE CREEK COMPANIES LTD
filed 2001-08-31
CIK 1090951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2001

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

Transitional Small business Issuer Format          Yes  (x)          No  ( )

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets at May 31, 2001 and at February 28, 2001

Statements of Operations for the Three Months Ended May 31, 2001

Statement of Changes in Stockholders' Equity for the Three
Months Ended May 31, 2001

Statements of Cash Flows for the Three Months Ended May 31, 2001

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of results of Operations and Financial Condition

PART II - OTHER INFORMATION

SIGNATURE

Cambridge Creek Companies, Ltd.
A Development Stage Company
Balance Sheets
Unaudited-Prepared by Management
U.S. Dollars

                                                     May 31       February 28
                                                       2001          2001
--------------------------------------------------------------------------------

ASSETS
   Licenses                                        $       -       $       -
                                                   ------------    ------------
Total Assets                                       $       -       $       -
                                                   ------------    ------------


LIABILITIES
Current
   Accounts payable and accrued liabilities        $      2,700    $      2,700
                                                   ------------    ------------

Total Liabilities                                         2,700           2,700
                                                   ------------    ------------


STOCKHOLDERS' EQUITY
Common Stock
   Authorized
     25,000,000 shares of common stock with a
        par value of $0.001 each
   Issued and outstanding
     2,500,000 shares of common stock                     2,500           2,500
Additional paid in capital                                  155             155
Other comprehensive income                                 -               -
Deficit accumulated during the development stage         (5,355)         (5,355)
                                                   ------------    ------------

Total Stockholders' Equity (Deficit)                     (2,700)         (2,700)
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity         $       -       $       -
                                                   ============    ============

See accompanying notes

Cambridge Creek Companies, Ltd.
A Development Stage Company
Statements of Operations
Three Months Ended May 31
Unaudited-Prepared by Management
U.S. Dollars

                                                     May 31, 2001   May 31, 2000
--------------------------------------------------------------------------------

Revenue                                            $       -       $       -

Expenses

   Professional fees                                       -               -
   Value of Director's uncompensated services              -               -
   Amortization                                            -               -
   Rent, office and administration                         -               -
   License written off                                     -               -
   Transfer agent's fees                                   -               -
                                                   ------------    ------------

     TOTAL expenses                                        -               -

Net income (loss) for period                       $       -       $       -
                                                   ------------    ------------

Net income (loss) per share                        $    (0.000)    $     (0.000)

Weighted average number
  of shares outstanding                              2,500,000        2,500,000

See accompanying notes

Cambridge Creek Companies, Ltd
A Development Stage Company
Statement of Changes in Stockholders' Equity
Three Months Ended May 31, 2001
Unaudited-Prepared by Management
U.S. Dollars

                                                                                    Other                           Total
                                                                Additional       Comprehensive    Accumulated    Stockholder
                                   Shares        Amount       Paid-In Capital       Income          Deficit         Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance
Date of incorporation
May 27, 1999                         -         $      -      $      -       $      -         $     -     $     -

Issuance of common
stock for organizational
expense                           500,000              500           155           -               -            655

Issuance of common
stock for a license             2,000,000            2,000          -              -               -          2,000
Note 3

Net loss for the period              -                -             -              -             (3,855)     (3,855)

Balance-February 28
2000                            2,500,000            2,500           155           -             (3,855)     (3,855)

Net loss for the year                -                -             -              -             (1,500)     (1,500)

Balance-February 28
2001                            2,500,000            2,500           155           -             (5,355)     (2,700)

Net loss for the period              -                -             -              -               -           -

Balance-May 31
2001                            2,500,000            2,500           155           -             (5,355)     (2,700)

See accompanying notes

Cambridge Creek Companies, Ltd.
A Development Stage Company
Statements of Cash Flows
Three Months Ended May 31, 2001
Unaudited-Prepared by Management
U.S. Dollars


                                                     May 31, 2001   May 31, 2000
--------------------------------------------------------------------------------

Operating Activities
   Net income (loss)                               $       -       $       -
   Adjustments to reconcile net income (loss)
   to net cash used by operating activities                -               -
   Changes in operating assets and liabilities             -               -
                                                   ------------    ------------

Net cash provided by (used by) operating
  activities                                               -               -

Investing Activities                                       -               -

Financing Activities                                       -               -

Effect of foreign currency translation on cash             -               -

Inflow (outflow) of cash                                   -               -
                                                   ------------    ------------

Cash, beginning of period                                  -               -

Cash, end of period                                $       -       $       -
                                                   ------------    ------------

Non Cash Financing Activities                      $       -       $       -
                                                   ------------    ------------


Supplemental information
   Interest paid                                   $       -       $       -
   Shares issued for services                      $       -       $       -
   Corporate income taxes paid                     $       -       $       -

See accompanying notes

Cambridge Creek Companies, Ltd.
Notes to Financial Statements
Three Months Ended May 31, 2001
Unaudited-Prepared by Management
U.S. Dollars

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2001 and the results of its operations for the three months then ended. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

5.     COMMON STOCK

During the three months ended May 31, 2001 there were no additional shares of common stock issued.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended May 31, 2001 prepared by management and the audited financial statements for the period from the date of incorporation May 27, 1999 to February 28, 2000 as presented in the Company's Form 10 SB and for the year ended February 28, 2001 as presented in the Company's Form 10K SB.

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

Results of Operations

Comparison of the three months ended May 31, 2001 with the comparative prior period.

No revenue was recorded for the three months ended May 31, 2001 and no revenue was recorded during the same period of the prior year. Net (loss) for the three months ended May 31, 2001 and 2000 was $nil. The Company incurred $0 in expenditures during these periods. To date, the company has generated no revenues.

Comparison of Financial Position at May 31, 2001 with February 28, 2000

The Company's working capital position remained deteriorated at May 31, 2001 with current liabilities of $2,700 in excess of current assets of $nil. At February 28, 2001 the Company had a working capital deficit of $2,700.

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

August 30, 2001                     Cambridge Creek Companies, Ltd.
                                     (Registrant)

                                    By: /s/ Douglas Roe
                                    Douglas Roe
                                    President and Director