Form 10QSB
period 2001-08-31
CAMBRIDGE CREEK COMPANIES LTD
filed 2001-10-15
CIK 1090951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes (X ) No ( )
(2)  Yes  (X)  No  ( )

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS Not applicable

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
August  31,  2001  -  2,500,000  common  shares

DOCUMENTS  INCORPORATED  BY  REFERENCE
Form  10  SB
Forms  8K12g3  and  8K  filed  by  Apache  Motor  Corporation

Transitional  Small  business Issuer Format          Yes  (X)          No  ( )

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

Balance  Sheets  at  August  31,  2001  and  at  February  28,  2001

Statements  of  Operations  for  the  Three and Six Months Ended August 31, 2001

Statement of Changes in Stockholders' Equity for the Six Months Ended August 31, 2001

Statement  of  Cash  Flows  for  the  Six  Months  Ended  August  31,  2001

Notes  to  Financial  Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART  II  -  OTHER  INFORMATION

SIGNATURE


Cambridge  Creek  Companies,  Ltd.
A  Development  Stage  Company
Balance  Sheets
Unaudited-Prepared  by  Management
U.S.  Dollars

                                                                              August 31, 2001    February 1, 2028
                                                                                          2001                2001


ASSETS
Licenses                                                                      $              -   $               -

Total Assets                                                                  $              -   $               -


LIABILITIES
Current
    Accounts payable and accrued liabilities                                  $          2,700   $           2,700

Total Liabilities                                                                        2,700               2,700


STOCKHOLDERS' EQUITY
Common Stock
    Authorized
          25,000,000 shares of common stock with a par value of $0.001 each
    Issued and outstanding
           2,500,000 shares of common stock                                              2,500               2,500
Additional paid in capital                                                                 155                 155
Other comprehensive income
Deficit accumulated during the development stage                                       ( 5,355)            ( 5,355)

Total Stockholders' Equity (Deficit)                                                   ( 2,700)            ( 2,700)

Total Liabilities and Stockholders' Equity                                    $              -   $               -

See accompanying notes



Cambridge  Creek  Companies,  Ltd.
A  Development  Stage  Company
Statements  of  Operations
Three  and  Six  Months  Ended  August  31
Unaudited-Prepared  by  Management
U.S.  Dollars


                                              Three Months                     Six Months
                                             August 31, 2001      2000       August 31, 2001      2000

Revenue                                     $              -            -   $              -            -
Expenses

Professional fees                                          -            -                  -            -
Value of Director's uncompensated services                 -            -                  -            -
Amortization                                               -            -                  -            -
Rent, office and administration                            -            -                  -            -
License written off                                        -            -                  -            -
Transfer agent's fees                                      -            -                  -            -
          TOTAL expenses

Net income (loss) for period                $              -            -   $              -            -

Net income (loss) per share                 $         (0.000)  $   (0.000)  $         (0.000)  $   (0.000)

Weighted average number
        of shares outstanding                      2,500,000    2,500,000          2,500,000    2,500,000

See accompanying notes

Cambridge  Creek  Companies,  Ltd
A  Development  Stage  Company
Statement  of  Changes  in  Stockholders'  Equity
Six  Months  Ended  August  31,  2001
Unaudited-Prepared  by  Management
U.S.  Dollars


                          Additional  Compre-   Accumu-      Total
                           Paid in    hensive    lated    Stockholder
                            Shares     Amount   Capital      Income      Deficit   Equity (Deficit)
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

Balance-August 31
2001                       2,500,000     2,500       155             -    (5,355)            (2,700)

See  accompanying  notes


Cambridge  Creek  Companies,  Ltd.
A  Development  Stage  Company
Statement  of  Cash  Flows
Six  Months  Ended  August  31,  2001
Unaudited-Prepared  by  Management
U.S.  Dollars



                                                      August 31,2001   August 31,2001

Operating Activities
 Net income (loss)                                    $             -  $             -
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities                                -                -
 Changes in operating assets and liabilities                        -                -

Net cash provided by (used by) operating activities                 -                -

Investing Activities                                                -                -

Financing Activities                                                -                -

Effect of foreign currency translation on cash                      -                -

Inflow (outflow) of cash                                            -                -

Cash, beginning of period                                           -                -

Cash, end of period                                   $             -  $             -

Non Cash Financing Activities                         $             -  $             -

Supplemental information
      Interest paid                                   $             -  $             -
      Shares issued for services                      $             -  $             -
      Corporate income taxes paid                     $             -  $             -

See accompanying notes

Cambridge Creek Companies, Ltd.
Notes to Financial Statements
Six Months Ended August 31, 2001
Unaudited-Prepared by Management
U.S. Dollars

1. ORGANIZATION AND BASIS OF PRESENTATION The Company was incorporated May 27, 1999 under the laws of the State of Nevada, is a development stage company and has had no operations other than organizational and administrative activities. Effective September 4, 2001 the Company was acquired by and merged with Apache Motor Corporation (formerly Vitaminoverrun.com Corp.), also a Nevada corporation. As a result of the merger and subsequent to September 4, 2001, the Company no longer exists as a separate entity.


2. LICENSES The Company acquired a license to market and distribute a product. This license was cancelled. As a replacement for this license, the Company was granted rights to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products. The original license was granted to the Company by a partnership for consideration of 2,000,000 common shares valued at $2,000.00. These shares were paid evenly to the ten partners. The replacement license was granted by the same partnership. The general manager of that partnership was, at the time, the spouse of a (former) director and officer of the Company. All costs of acquiring the licenses have been written off. The license referred to above was acquired on July 1, 1999 for a term of three years. To date, no sales have occurred.


3. BASIS OF ACCOUNTING PRESENTATION These unaudited financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB. In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2001 and the results of its operations for the six months then ended. The results of operations for the six months ended August 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year (see also Note 1 above).


4.COMMON STOCK During the six months ended August 31, 2001 there were no additional shares of common stock issued.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six months ended August 31, 2001 prepared by management and the audited financial statements for the period from the date of incorporation May 27, 1999 to February 28, 2000 as presented in the Company's Form 10 SB and for the year ended February 28, 2001 as presented in the Company's Form 10K SB.

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

Subsequent Events
Effective September 4, 2001 the Company was acquired by and merged with Apache Motor Corporation (formerly Vitaminoverrun.com Corp.)

Results of Operations
Comparison of the three and six months ended August 31, 2001 with the comparative prior period.

No revenue was recorded during the three or six month periods ended August 31, 2001 and no revenue was recorded during the same periods of the prior year. Net
(loss) for the six months ended August 31, 2001 and 2000 was $nil. The Company incurred $0 in expenditures during these periods. To date, the company has generated no revenues.

Comparison of Financial Position at August 31, 2001 with February 28, 2001 The Company's working capital position remained deteriorated at August 31, 2001 with current liabilities of $2,700 in excess of current assets of $nil. At February 28, 2001 the Company had a working capital deficit of $2,700.

Liquidity and Capital Resources
The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern. (see also Note 1 above)
PART II - OTHER INFORMATION

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

Form  8-K-12g3  filed  by  Apache  Motor  Corporation  September  26,  2001

SIGNATURES

In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2001           Cambridge Creek Companies, Ltd.
                         (Registrant)


                          By: /s/ Douglas Roe
                          --------------------------------
                          Douglas Roe
                          President and Director